Form 10-Q
period 2009-07-31
MacroShares Major Metro Housing Down Trust; MacroShares Housing Depositor, LLC
filed 2009-09-14
CIK 1436205, 1435967

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number of Issuing Entity: 333-151523-01

MacroShares Major Metro Housing Down Trust

(Exact name of issuing entity as specified in its charter)

Commission File Number of Depositor: 001-34398

MACROSHARES HOUSING DEPOSITOR, LLC
(Exact name of depositor as specified in its charter)

New York	26-2775183
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o State Street Bank
and Trust Company, N.A.
Two World Financial Center

225 Liberty Street
New York, NY 10281
(917) 790-4284

(Address of principal executive offices, telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

Number of MacroShares Major Metro Housing Down Trust shares outstanding as of July 31, 2009:  450,000

DOCUMENTS INCORPORATED BY REFERENCE:

 Prospectus of MacroShares Major Metro Housing Down Trust, dated as of June 26, 2009, file no. 001-34398.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the verbs, "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

i

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

1

Item 1.

Financial Statements

1

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

23

Item 4.

Controls and Procedures

23

PART II.

OTHER INFORMATION

24

Item 1.

Legal Proceedings

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults Upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Exhibits

Exhibit 31.1

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 31.2

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

ii

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

MacroShares Major Metro Housing Down Trust
Statements of Financial Condition (Unaudited)

	July 31, 2009	July 31, 2008

Assets
Cash and cash equivalents	$11,246,233	$1,000
Interest receivable	1	––
Total assets	$11,246,234	$1,000

Liabilities and Shareholders’ Equity
Operating expenses payable	$57,577	$––
Settlement contracts and income distribution agreement with the Up Trust	223,343	––
Total liabilities	280,920	––

Shareholders’ Equity
Equity attributable to MacroShares Down Trust, $25 par value, unlimited amount authorized, 450,000 issued and outstanding at July 31, 2009 and Founders’ Capital Shares, $25 par value, 40 shares issued and outstanding at July 31, 2008	10,965,314	1,000

Total Shareholders’ Equity	10,965,314	1,000

Total Liabilities and Shareholders’ Equity	$10,965,314	$1,000

See notes to the unaudited financial statements

MacroShares Major Metro Housing Down Trust
Statement of Operations for the period from June 29, 2009

(commencement of operations) to July 31, 2009 (Unaudited)

Investment Income
Interest	$1,487
Total investment income	1,487

Expenses
Professional fees	25,596
Trustee fees	18,622
Insurance	4,669
Marketing Agent fees	4,300
Structuring and Licensing fees	4,000
Administrative Agent fee	2,500
NYSE Arca Listing fee	1,720
Printing	1,046
Advertising and Investor Education fee	500
Miscellaneous	525
Total Expenses	63,478

Net investment loss	$(61,991)

Realized and Unrealized Loss
Net increase in unrealized depreciation on settlement contracts and income distribution agreement	(4,793,417)
Net realized loss on settlement contracts and income distribution agreement	(120,274)
Net realized and unrealized loss	(4,913,691)

Net loss	$(4,975,682)

Net loss per share	$(10.89)

Weighted average shares outstanding	456,970

See notes to the unaudited financial statements

MacroShares Major Metro Housing Down Trust
Statement of Changes in Shareholders' Equity for the period from June 29, 2009

(commencement of operations) to July 31, 2009 (Unaudited)

	Down MacroShares	Founders Equity	Total

Shareholders’ Equity, beginning of period	$––	$1,000	$1,000

Contributions	16,867,096	––	16,867,096

Redemptions	(926,100)	(1,000)	(927,100)
Net loss	(4,975,682)	––	(4,975,682)

Shareholders’ Equity, end of period	$10,965,314	$––	$10,965,314

Share Activity

Shares outstanding, beginning of period	––	40	40

Contributions	480,000	––	480,000
Redemptions	(30,000)	(40)	(30,040)

Shares outstanding, end of period	450,000	––	450,000

See notes to the unaudited financial statements

MacroShares Major Metro Housing Down Trust
Statement of Cash Flows for the period from June 29, 2009

 (commencement of operations) to July 31, 2009 (Unaudited)

Cash flows from operating activities:

Net loss	$(4,975,682)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized depreciation on settlement contracts and income distribution agreement	4,793,417
Settlement payments in excess of realized gains or losses on settlement contracts and income distribution agreement	283,625
Increase in operating assets and liabilities:
Interest receivable	(1)
Operating expenses payable	57,577

Net cash provided by operations	158,936

Cash flows from financing activities:

Contributions	11,997,073
Redemptions	(910,776)

Net cash provided by financing activities	11,086,297

Net increase in cash and cash equivalents	11,245,233

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,246,233

See notes to the unaudited financial statements

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

A.

Organization

The MacroShares Major Metro Housing Down Trust (the “Down Trust”) is a trust formed under the laws of the State of New York by MacroShares Housing Depositor, LLC (the “Depositor”), a Delaware limited liability company with MacroMarkets LLC as its sole member, on July 11, 2008 pursuant to a trust agreement entered into by the Depositor and State Street Bank and Trust Company, N.A., as trustee (in such capacity, the “Trustee”). The “Down Trust Agreement” was amended and restated in full on June 29, 2009 by the Trustee, the Depositor, MacroMarkets LLC, as administrative agent, and Macro Financial, LLC, as marketing agent (in such capacities, the “Administrative Agent” and the “Marketing Agent”). The Down Trust Agreement governs the activities of the Down Trust and specifies the terms of the Down Trust Shares. The Depositor has also formed the MacroShares Major Metro Housing Up Trust (the “Up Trust” and, together with the Down Trust, the “Paired Trusts”). The descriptions of the Paired Trusts in these notes reflect the provisions of the trust agreements as amended and restated as described above. Operations of the Down Trust commenced on June 29, 2009 (“commencement date”). On July 11, 2008, the Depositor and the Administrative Agent each made an initial deposit of $500 into the Down Trust, for a total initial deposit of $1,000 (the “Founders’ Equity”). No creations or other activity occurred between July 11, 2008 and the commencement date. During the period ended July 31, 2009, the Founders’ Equity of the Down Trust was redeemed and returned to the Depositor and the Administrative Agent. Each of the Paired Trusts issues shares on a continuous basis (which are referred to, respectively, as “Up MacroShares” and “Down MacroShares,” and, collectively, as “Paired Shares”) in minimum aggregations called “MacroShares Units,” each of which consists of 10,000 Up MacroShares and 10,000 Down MacroShares. Paired Shares are issued at the direction of Authorized Participants (as defined herein). The objective of the Paired Trusts is, in the case of the Up Trust, to provide investors with investment returns that correspond with the value of the S&P/Case-Shiller Composite-10 Home Price Index, as well as on prevailing interest rates on U.S. Treasury obligations and, in the case of the Down Trust, to provide investors with investment returns that correspond inversely with the value of the S&P/Case-Shiller Composite-10 Home Price Index. The last published value of the S&P/Case-Shiller Composite-10 Home Price Index is referred to as the “Reference Value of the Index”. The starting level for the Reference Value of the Index is 162.17, which is the value published on February 24, 2009. If the Reference Value of the Index falls below above its starting level, the Down Trust’s underlying value will increase to include all of its assets plus a portion of the assets of the Up Trust. This portion of assets due from the Up Trust will be tripled by a “leverage factor” of 3. Conversely, if the level of the Reference Value of the Index rises above its starting its starting level, the Down Trust’s underlying value will decrease, because a portion of its assets will be included in the underlying value of its paired Up Trust, such portion being tripled by the leverage factor of 3. The range of values for the Reference Value of the Index that can be reflected by the underlying value of the Down MacroShares is between 108.11 and 216.23. On June 29, 2009, the Starting Level was established as 162.17 and as a result, the maximum range within which the Paired Shares will provide returns is 108.11 to 216.23. There can be no assurance that the Paired Trusts will achieve their investment objective.

The trustee deposits one-half of the aggregate funds received by it in connection with an issuance of paired shares into the Up Trust and the other half into the Down Trust, without regard to the per share underlying values at which the Up and Down MacroShares were issued, in order to preserve the one-to-one ratio of cash and treasuries on deposit (such cash and treasuries on deposit, less accrued operating expenses being referred to as the “Investment Amount”) in the Paired Trusts. The proportion of the Investment Amounts in the Up Trust and the Down Trust of 1:1 will be maintained throughout the entire life of the Paired Trusts by virtue of the requirement that redemptions and issuances must be done in MacroShares units composed of an equal number of Up MacroShares and Down MacroShares. Up MacroShares and Down MacroShares are issued at underlying value, and the difference between the underlying value of the Up MacroShares and Down MacroShares issued and the amount deposited into each Trust is attributable to the effects of the provisions of the Settlement Contracts and Income Distribution Agreement (both of which are described below).

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

The underlying value formula described in the prospectus and the requirement that Down MacroShares can only be issued and redeemed in paired optional redemptions and paired issuances and only in the form of MacroShares units, is intended to ensure that a 2.1624 index point change in the Reference Value of the Index will result in a $1.00 change in the per share underlying value of each Down MacroShare. If the amount of cash and treasuries in the Down Trust is less than the aggregate par amount of the Down MacroShares (as was the case at July 31, 2009), because the fees and expenses of the Down Trust have exceeded its treasury income during the period ended July 31, 2009, a specified change in the Reference Value of the Index will still result in the same percentage change in per share underlying value, but not the same dollar amount, because each Down MacroShare will represent, in effect a smaller inverse exposure to housing. The “underlying value’ of the Down Trust’s shares represents that portion of the proceeds of the assets of the Down Trust that would be distributed in conjunction with a redemption and as a final distribution upon termination if the Paired Holding Trusts were to settle the settlement contracts and the Down Trust were to make a final distribution on the Down MacroShares. The underlying value per share of the Down MacroShares at July 31, 2009 was $30.00.

The assets of the Down Trust consist of cash, U.S. government securities, repurchase agreements collateralized by U.S. government securities (collectively referred to as “treasuries”) and over-the-counter derivative instruments entered into between the Paired Trusts. The interest income on the treasuries during a calculation period, less the expenses of the Down Trust for that period, is referred to as the “Available Income Accrual” for that period. The derivative instruments consist of the “Income Distribution Agreement,” which is described below, and the “Settlement Contracts” which provide that the Down Trust will be entitled to receive from, or be required to make to, the Up Trust a payment at the termination of each of these contracts in an amount that reflects the percentage change between the settlement value of S&P/Case-Shiller Composite-10 Home Price Index (the “Closing Price”) at the time when the Settlement Contracts are terminated and the Starting Level of 162.17. The S&P/Case-Shiller Composite-10 Home Price Index is a weighted average of the following 10 S&P/Case-Shiller Metro Area Home Price Indices: the S&P/Case-Shiller Boston Home Price Index, the S&P/Case-Shiller Chicago Home Price Index, the S&P/Case-Shiller Denver Home Price Index, the S&P/Case-Shiller Las Vegas Home Price Index, the S&P/Case-Shiller Los Angeles Home Price Index, the S&P/Case-Shiller Miami Home Price Index, the S&P/Case-Shiller New York City Area Home Price Index, the S&P/Case-Shiller San Diego Home Price Index, the S&P/Case-Shiller San Francisco Home Price Index, and the S&P/Case-Shiller Washington DC Home Price Index. The value of the of S&P/Case-Shiller Composite-10 Home Price Index on any index publication date reflects home prices measured during the second, third and fourth calendar months preceding the month in which that index publication date occurs. An index publication date is the business day in each calendar month on which S&P publishes the value of the S&P/Case-Shiller Composite-10 Home Price Index. S&P publishes this value on the last Tuesday of each calendar month or, if that day is not a business day, on the next succeeding business day, at 9:00 AM New York City time.

For purposes of determining the underlying value at which Paired Shares are redeemed or created, each Settlement Contract is valued on each “New York Business Day” (any day on which stock exchanges and New York money center banks are open for business) based on the Reference Value of the Index and the resulting percentage change from the Starting Level and the sum of the Down Trust earned income accruals (as defined below) for each day that has elapsed during the current calculation period, up to and including the current business day. The performance obligations of the Paired Trusts to each other under the Settlement Contracts are collateralized by cash, U.S. government securities and repurchase agreements backed by U.S. government securities that are held in each of the Paired Trusts. The Down Trust’s obligations are leveraged by a factor of three (“leveraged settlement factor”) and the Down Trust realizes capital gains or losses only when a Settlement Contract is terminated in connection with a Paired Optional Redemption, an early termination or the final scheduled termination of the Paired Trusts.

The “Leveraged Settlement Factor” will equal (3*(settlement factor-1)+1). The “settlement factor” for any date of measurement equals (RVIt / RVI0), where RVIt equals the Reference Value of the Index on such date of measurement and RVI0 equals the Reference Value of the Index that was published on February 24, 2009 (162.17). The settlement factor for any calendar day is equal to the Reference Value of the Index that was published on that day (referred to as the “ending level” divided by the Reference Value of the Index that was published on February 24, 2009 (162.17) (referred to as the “starting level). Once the settlement factor has been calculated, it will be tripled by the leverage factor, by first subtracting the number 1, multiplying by 3 and then adding back the number 1.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

The "Income Distribution Agreement" entered into between the Paired Trusts is the means for allocating between the Paired Trusts the daily income accrual on the U.S. government securities and other assets on deposit in the trusts, net of expenses. Under the Income Distribution Agreement, if the Down Earned Income Accrual for a Calculation Period is less than the Down Available Income Accrual for that Calculation Period, the Down Trust will be required to make a payment to the Up Trust on the Distribution Date that follows that Calculation Period; if the Up Earned Income Accrual for a Calculation Period is less than the Up Available Income Accrual for that Calculation Period, the Down Trust will be entitled to receive a payment from the Up Trust on the next Distribution Date.

Payments under the Income Distribution Agreement with respect to each Distribution Date are calculated as follows:

*

if the Down Earned Income Accrual for the preceding Calculation Period is less than the Available Income of the Down Trust on that Distribution Date, the Down Trust must make a payment to the Up Trust under the income distribution agreement in an amount equal to the positive difference between the Down Available Income and the Down Earned Income Accrual for such Calculation Period; and

*if the Up Earned Income Accrual for the preceding Calculation Period is less than the Available Income of the Up Trust on that Distribution Date, the Down Trust will be entitled to receive a payment  from the Up Trust under the income distribution agreement in an amount equal to the positive difference between the Up Available Income and the Up Earned Income Accrual for such Calculation Period.

The range of values for the Reference Value of the Index is limited under the income distribution agreement from 108.11 to 216.23. For any day on which the Reference Value of the Index is equal to or greater than 216.23, the Down Trust will be required to pay over all of its Available Income to the Up Trust. If the Reference Value of the Index is greater than 216.23 on any day, the Down Trust will not have any further liability to the Up Trust under the income distribution agreement other than its obligation to pay over the entire amount of its Available Income for that day. For any day on which the Reference Value of the Index is equal to or less than 108.11, the Down Trust will be entitled to receive all of the Up Trust’s Available Income. If the Reference Value of the Index is less than 108.11 on any day, the Down Trust will not have any further claim against the Up Trust under the income distribution agreement other than its entitlement to receive the entire amount of its Available Income for that day.

If on any distribution date the Down Trust does not have any available income and does not receive any available income from the Up Trust, it will not make any quarterly distribution to its shareholders on that distribution date.

As of July 31, 2009, market interest rates on securities permitted to be owned by the Paired Trusts were below the fee deduction amount charged by the Down Trust. Accordingly, the ability of the Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount, and the deficiency in the amount that is invested must be made out of income received on subsequent distribution dates until the amount invested does equal the Down Aggregate Par Amount. At July 31, 2009, the deficiency in the amount invested measured against the Down Aggregate Par Amount approximated $62,000. Distribution Dates are the third business day prior to the last business day of March, June, September and December of each year, commencing in September of 2009.

The Settlement Contracts

Upon each issuance of Down MacroShares as part of a MacroShares Unit in a Paired Subsequent Issuance, the Down Trust enters into a new Settlement Contract with the Up Trust. For each New York Business Day, the Paired Optional Redemptions and Paired Subsequent Issuances ordered on that day are netted for purposes of determining how many Settlement Contracts need to be entered into or terminated on that day; however, one Settlement Contract must always be outstanding for one MacroShares Unit of outstanding Paired Shares. Under the Settlement Contracts, the Down Trust is either (1) required to deliver all or a portion of its assets (held in the form of cash, government securities and repos) to the Up Trust or (2) entitled to receive all or a portion of the assets (held in the form of the same types of assets) of the Up Trust. The settlement payments made or received pursuant to the Settlement Contracts are based on the difference between the Reference Value of the Index and its Starting Level on the day on which a redemption order for Paired Shares is delivered to the Administrative Agent. The final distribution on the Down MacroShares depends upon the settlement payment that the Down Trust will either be required to make or be entitled to receive under the Settlement Contracts when such contracts are settled in connection with Paired Optional Redemptions, early terminations or the final scheduled termination of the Down Trust.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

The settlement obligations of the Paired Trusts under the Settlement Contracts are fully supported by the cash, government securities and repos held by each trust.

As a result of the Settlement Contracts and Income Distribution Agreement, the “Underlying Value” of the Down Trust will equal, on any Price Determination Day occurring during any Calculation Period:

The Underlying Value of the Up Trust is calculated for each calendar day as follows:

*

The sum of the Down Earned Income Accruals for each day that has elapsed during the current calculation period up to and including the current calendar day plus

*

The Down Investment Amount for the current calendar day multiplied by (2 minus the Leveraged Settlement Factor), calculated as of the current calendar day.

The “Leveraged Settlement Factor” will equal (3*(settlement factor-1)+1).

The “settlement factor” for any date of measurement equals (RVIt / RVI0), where RVIt equals the Reference Value of the Index on such date of measurement and RVI0 equals the Reference Value of the Index that was published on February 24, 2009 (162.17). The settlement factor for any calendar day is equal to the Reference Value of the Index that was published on that day (referred to as the “ending level”) divided by the Reference Value of the Index that was published on February 24, 2009 (162.17) (referred to as the “starting level”). Once the settlement factor has been calculated, it will be tripled by the leverage factor, by first subtracting the number 1, multiplying by 3 and then adding back the number 1.

The Underlying Value of the Down Trust for any business day that is followed by one or more days that are not business days will include the Down Earned Income Accruals for each of these days, calculated on the basis of the applicable Reference Value of the Index on the current business day. The Underlying Value of the Down Trust on any day that is not a business day will be equal to its Underlying Value on the last preceding business day.

Distributions

Each shareholder who is a registered holder of Down MacroShares on the Record Date will be entitled to receive the Quarterly Distribution, as calculated below. The Quarterly Distribution will be paid out to shareholders on the Distribution Payment Date that follows each Distribution Date.

The Underlying Value of the Down Trust on each Distribution Date will be calculated before Available Income, if any, is deducted from that Underlying Value and set aside for payment as a Quarterly Distribution on the related Distribution Payment Date. As a result, the Underlying Value of the Down Trust on the day following each Distribution Date will reflect a relative decrease from the Underlying Value on that Distribution Date that will be unrelated to any movement in the level of the Reference Value of the Index.

On each Distribution Date, other than on the Final Scheduled Termination Date or an Early Termination Date and other than with respect to any shares for which a redemption order was placed and settled prior to the related Record Date, the Down Trust will declare a “Quarterly Distribution” on each outstanding Down MacroShare equal to the sum of Down Earned Income Accruals for each day of the preceding Calculation Period divided by the aggregate number of outstanding Down MacroShares on that Distribution Date.

On the Distribution Payment Date that follows each Distribution Date, the Down Trust will distribute such amount on each outstanding Down MacroShare.

Distributions of the Down Earned Income Accruals on the Final Scheduled Termination Date, an Early Termination Date or any Redemption Date will be made as part of the Final Distribution that is made on those dates.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

If available, an amount equal to the Down Aggregate Par Amount will always be reinvested by the Trustee, at the direction of the Administrative Agent, in new treasuries on each Distribution Date unless that Distribution Date is the Final Scheduled Termination Date or an Early Termination Date. If a redemption order is delivered on a Distribution Date or on the day preceding a Distribution Date, the Down Aggregate Par Amount will first be reduced by the aggregate par amount of any Down MacroShares being redeemed on that date. If, after expenses, the funds remaining on deposit in the Down Trust on any Distribution Date are equal to or less than the Down Aggregate Par Amount, then all of these remaining funds must be reinvested in treasuries and the trust will have no Available Income on that date. If less than the Down Aggregate Par Amount is invested in treasuries on any Distribution Date, the deficiency in the amount that is invested must be made up out of income received on subsequent Distribution Dates until the amount invested does equal the Down Aggregate Par Amount. At July 31, 2009 the amount invested (less net operating expenses paid or payable) and the Down Aggregate Par Amount approximated $11,188,000 and $11,250,000, respectively, resulting in a deficiency of approximately $62,000 that must be made up out of income received on subsequent Distribution Dates.

Issuance and Redemption

Paired Shares are only created and redeemed, and Down MacroShares are only created and exchanged, through entities who are banks, broker-dealers or other participant members of The Depository Trust Company ("DTC") who have executed a contract with the Trustee and the Administrative Agent ("Authorized Participants").

Authorized Participants may direct the issuance and redemption of Down MacroShares and Up MacroShares in MacroShares Units on a continuous basis. “Paired Issuances” are all issuances of Paired Shares in MacroShares Units that occur at any time after the formation of the Paired Trusts, and “Paired Optional Redemptions” are all optional, shareholder-directed redemptions of Paired Shares in MacroShares Units. Paired Shares are always issued in Paired Issuances and always redeemed in Paired Optional Redemptions at a specified redemption price equal to the combined underlying values of the Paired Trusts attributable to the shares being issued or redeemed. The final distribution made on the Down MacroShares being redeemed in a Paired Optional Redemption will equal the ratable portion of the net assets of the Down Trust that are remaining in the trust after it has made or received a settlement payment under each Settlement Contract that was terminated in connection with such redemption. The market price of the Down MacroShares or Up MacroShares at the time of the redemption of any Paired Shares will have no effect on or relation to the price at which the applicable trust is required to redeem those shares.

Orders for Paired Issuances and Paired Optional Redemptions will be accepted from Authorized Participants on each New York Business Day. Paired Issuances and Paired Optional Redemptions can be settled on order date plus one business day, except that, any redemption order that is delivered on a distribution date or on the business day following a distribution date will be settled on the third business day following the redemption order date to ensure that any Authorized Participant who places a redemption order on these two days will still be considered a holder of record on the record date and, therefore, eligible to receive its quarterly distribution, if any, for the preceding calculation period.

B.

Significant Accounting Policies

The following is a summary of the significant accounting policies that are consistently followed by the Down Trust in the preparation of its financial statements.

Basis of Accounting

The policies are in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period presented in the accompanying financial statements (the "Reporting Period"). Actual results could differ from those estimates.  For financial reporting purposes, the Trust has adopted an April 30 fiscal year end. The accompanying financial statements include a statement of financial condition as of July 31, 2008 representing the issuance of Founders’ Capital Shares on July 11, 2008. As the Down Trust did not commence operations until June 29, 2009, statements of operations, changes in shareholders’ equity and of cash flows for the period ended July 31, 2008 have been omitted.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

General

Under GAAP, U.S. government securities and repurchase agreements are accounted for on a trade date basis. Interest income, adjusted for the amortization of premium and accretion of discounts, is earned from settlement date and is recorded on an accrual basis. Expenses are recorded on an accrual basis as incurred.

Cash and Cash Equivalents

The Down Trust considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

The Down Trust invests in debt securities issued by the U.S. government and repurchase agreements (or "repos") collateralized by U.S. government securities, which have, in each case, remaining maturities or terms of less than ninety (90) days. The Down Trust may enter into repurchase agreements with banks and broker-dealers whereby the Down Trust acquires a U.S. debt security for cash and obtains a simultaneous commitment from the seller to repurchase the security at an agreed upon price and date. The Down Trust, through its custodian, takes possession of securities that are used as collateral. In connection with transactions in repos, if the seller defaults or enters into insolvency proceedings and the value of the collateral declines, recovery of cash by the Down Trust may be delayed or limited. The U.S. government securities and repos are valued at amortized cost, which approximates market value.

The Settlement Contracts

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, each daily recording of the difference between the Reference Value of the Index and the Starting Level is referred to as the daily calculation of the amount due to or from the Down Trust under the Settlement Contract. If the Reference Value of the Index is less than its Starting Level an asset receivable is recorded as being due from the Up Trust under the Settlement Contracts. If the Reference Value of the Index exceeds its Starting Level, a liability payable to the Up Trust is recorded under the Settlement Contracts. If the Reference Value of the Index equals its Starting Level, no accounting entry is recorded.

For the purpose of financial reporting, the settlement contracts constitute derivative contracts. Accordingly, the settlement contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the settlement contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of the settlement contracts by reference to various inputs, including the contractual amount due to or from the other trust, applicable market indices, and the prices of transactions in Down MacroShares on the NYSE Arca. The fair value of the settlement contracts as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the settlement contracts existed, and the differences could be material. The fair value of the settlement contracts created on June 29, 2009 and the settlement contracts held by the Down Trust as of July 31, 2009, and on various creation or redemption dates during the Reporting Period for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Income Distribution Agreement

Under the Income Distribution Agreement with the Up Trust, the Down Trust, on each quarterly distribution date, is either (1) required to pay all or a portion of its income from its government securities and repos, after deduction of a fixed number of basis points (a basis point being 1/100 of one percent) and an accrual for other expenses, for the payment of fees and expenses, to the Up Trust or (2) entitled to receive all or a portion of the Up Trust's income, after the Up Trust has deducted a fixed number of basis points for the payment of its asset-based expenses and an accrual for other expenses.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

For the purpose of determining the underlying value at which Paired Shares are redeemed or created, if the Reference Value of the Index on any New York Business Day exceeds its Starting Level, the Up Trust records a payment obligation to be made to it by the Down Trust under the Income Distribution Agreement as an asset receivable for that day. If the Reference Value of the Index is less than its Starting Level on any New York Business Day, the Up Trust records a liability payable to the Down Trust under the Income Distribution Agreement. If the Reference Value of the Index equals its Starting Level, no accounting entry is recorded. For any day that is not a New York Business Day, the Reference Value of the Index from the last preceding New York Business Day is used to calculate the asset or liability under the Income Distribution Agreement for that day. The assets receivable and liabilities payable by the Down Trust for each day of the Calculation Period are netted in order to determine whether the Down Trust will make a payment to, or be entitled to receive a payment from, the Up Trust on the quarterly distribution date, prior to distributing its income to its shareholders.

For the purpose of financial reporting, the Income Distribution Agreement constitutes a derivative contract. Accordingly, the Down Trust records the Income Distribution Agreement in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for the Income Distribution Agreement, and no such market is expected to develop, the Administrative Agent determines the fair value of the income distribution contract by reference to various inputs, including the contractual amount due to or from the other trust as well as the factors considered in the valuation of the settlement contracts as described above. The fair value of the Income Distribution Agreement as determined in good faith by the Administrative Agent could differ from the value that would have been determined had a market for the Income Distribution Agreement existed, and the differences could be material. The fair value of the Income Distribution Agreement held by the Down Trust on the initial creation date, June 29, 2009, and as of July 31, 2009 and on various creation and redemption dates during the Reporting Period for financial reporting purposes was different from the value used to determine underlying value, as defined previously.

Fair Value

The Down Trust has adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). In accordance with FAS 157, fair value is defined as the price that the Down Trust would receive upon selling the settlement contracts and income distribution agreement in a timely transaction to an independent buyer in the principal or most advantageous market of the investment. FAS 157 established a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. The three-tier hierarchy of inputs is summarized in the three broad Levels listed below.

•

Level 1 – quoted prices in active markets for identical investments

•

Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, credit risk, etc.)

•

Level 3 – significant unobservable inputs (including the Down Trust’s own assumptions in determining the fair value of investments)

The following is a summary of the inputs used as of July 31, 2009 in valuing the Down Trust’s settlement contracts and the income distribution agreement carried at value:

Level 1 – Quoted Prices	$––
Level 2 – Other Significant Observable Inputs	223,343
Level 3 – Significant Unobservable Inputs	––
Total	$223,343

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

Summary of Level 3 Inputs During the Period from June 29, 2009 (commencement of operations) to July 31, 2009
Level 3 Inputs on Fair Valuation of Settlement Contracts and the Income Distribution Agreement
Balance at beginning of period	––

Creation Activity	$2,053,200

Redemption Activity	––

Realized and Unrealized Gains or Losses	418,100

Transfers in or out of Level 3 in response to changes of significant inputs	(2,471,300)

Balance at end of period	$ ––

Federal Income Taxes

The Down Trust is treated as a partnership for federal income tax purposes and, therefore, no provision for federal income taxes is required.

C.

Operating Expenses and Related Party Expenses

Operating expenses are deducted daily from the income earned by the Down Trust in an amount equal to the product of the trust's assets, including Treasuries and cash (but excluding the value of the settlement contracts and the Income Distribution Agreement), held by the Down Trust on each day (the "Down Trust Asset Amount") and (i) a rate of 125 basis points (one basis point equals 0.01%) per annum and an estimated fixed annual amount of approximately $600,000 divided by 365 or 366, depending upon the number of days in the current year.

C1.

Related Party Expenses

Pursuant to the Down Trust Agreement, the Down Trust, commencing on June 29, 2009, pays MacroMarkets LLC a fee that accrues daily at an annualized rate of 0.25% of the Down Trust Asset Amount for acting as the Administrative Agent on behalf of the trust and for sublicensing to the trust the right to reference the S&P/Case-Shiller Composite-10 Home Price Index. The fee for the period ended July 31, 2009 was $2,500.

The Down Trust pays MacroMarkets LLC, in addition, (i) a licensing fee for the use of its intellectual property related to the patented MacroShares structure, which accrues daily at an annualized rate of 0.20% of the Down Trust Asset Amount, (ii) a structuring fee for structuring the product, which accrues daily at an annualized rate of 0.20% of the Down Trust Asset Amount, and pays Macro Financial, LLC, an affiliate of MacroMarkets LLC, (i) a marketing fee for acting as Marketing Agent for the trust, which accrues daily at an annualized rate of 0.43% of the Down Trust Asset Amount and (ii) a fee to be used for advertising and investor education, which accrues daily at an annualized rate of 0.05% of the Down Trust Asset Amount. The MacroMarkets, LLC and Macro Financial, LLC fees for acting in these capacities for the period ended July 31, 2009 were $8,800.

In addition, Macro Financial, LLC receives a fee of $0.05 per share directly from the Authorized Participants in connection with each Paired Issuance. This fee represents reimbursement for the upfront launch costs in connection with the offering of Up and Down MacroShares which were incurred by Macro Financial, LLC and such fee will be charged for each Down MacroShare created at any time after June 29, 2009 until an aggregate amount of $1,227,526 has been reimbursed to it. During the period ended July 31, 2009, Macro Financial, LLC received $4,000 in launch cost recovery fees related to the creation of Down MacroShares.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

C2.

Trustee Fees

Pursuant to the Declaration of the Down Trust, the Trustee receives a fee with respect to the services for the Down Trust which accrues daily in an amount equal to the product of a per annum rate of up to 0.12% of the Down Trust Asset Amount or an annual minimum fee of $150,000, whichever is greater. Trustee fees, including a technology fee reimbursement, for the period ended July 31, 2009 were $18,622. In addition, the Trustee receives a fee of $250 ($2,000 prior to July 20, 2009) directly from the Authorized Participants in connection with each Paired Issuance or Paired Optional Redemption.

State Street Bank and Trust Company, N.A., a national bank chartered by the Office of the Comptroller of the Currency, is the "Custodian" of the trust assets on behalf of the Down Trust.

D.

Distributions

The Trustee of the Down Trust will normally make quarterly and final distributions to each person who was a "Registered Owner," which is the depository or nominee thereof in which name the Down MacroShares are registered, on the record date that preceded such distribution date. The amount of the quarterly distributions may consist of interest and other income received on the debt securities issued by the U.S. government and repos, income received by the Down Trust under the Income Distribution Agreement, and all paid-in interest associated with any paired issuances. Distribution Dates are typically the third business day prior to the last business day of March, June, September and December of each year, commencing in September of 2009. The ability of the Down Trust to make future distributions to investors will be reduced, and possibly eliminated, until such time as market interest rates exceed the fee deduction amount, and the deficiency in the amount that is invested is made up out of income received on subsequent distribution dates. At July 31, 2009, the deficiency in the amount invested measured against the Down Aggregate Par Amount approximated $62,000. When made by the Down Trust, the quarterly and final distributions will occur after all expenses of the Down Trust have been paid.

E.

Share Transactions

Issuances and redemptions of Down MacroShares are reflected in these financial statements at the value of the equity attributable to such shares at time of issuance or redemption, based on GAAP, which may differ from underlying value.

For the period from June 29, 2009 to July 31, 2009, 480,000 of the Down MacroShares were created at the value of the equity attributable to such shares of $16,867,096, with an underlying value of $14,426,071. Of these amounts, the Down Trust issued 400,000 shares to the initial Authorized Participant at the value of the equity attributable to such shares of $14,000,000 or $35.00 per share. The Down Trust receives, for each share issued, cash equal to one-half of the combined Underlying Value of the Down Trust and the Up Trust. The increase/decrease in the contractual value of the settlement contracts and income distribution agreement resulting from creations and redemptions results in the net increase/decrease in net assets per share on creations and redemptions being equal to underlying value per share on the date of issuance or redemption. Similarly, the increase/decrease in the fair value of the settlement contracts from creations and redemptions results in the net increase/decrease in net assets from creations and redemptions for financial reporting purposes being equal to the equity attributable to such shares on the date of issuance and redemption. Accordingly, such increase/decrease in fair value is included as a part of the contributions/redemptions in the Statement of Changes in Shareholders’ Equity. For the period from June 29, 2009 to July 31, 2009, 30,000 Down MacroShares were redeemed at the value of the equity attributable to such shares of $926,100 with an underlying value of $909,726. In addition, shares representing initial Founder’s Equity discussed above, were also redeemed in the period from June 29, 2009 to July 31, 2009.

The Down MacroShares are classified as “redeemable” for financial statement purposes, because they are subject to continuous redemption as described in the prospectus for such shares. Individual investors cannot purchase or redeem shares in direct transactions with the Down Trust. The Down Trust only deals with Authorized Participants, who may redeem Down MacroShares at any time (but only together with Up MacroShares in the prescribed minimum aggregations that constitute MacroShares Units), provided that optional redemptions of shares may be suspended in certain circumstances which are described in the trust agreement.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

F.

Indemnifications

Under the Down Trust’s Trust Agreement, the Authorized Participant Agreements and certain licensing agreements, the Depositor, the Trustee, Standard & Poor’s, the Authorized Participants, MacroMarkets LLC, and Macro Financial LLC are indemnified by the Down Trust against any liability or expense that any of them may incur in connection with the service and licensing agreements into which they entered with the Down Trust that is not the result of gross negligence, bad faith, willful misconduct or reckless disregard on their part. The Down Trust's maximum exposure under these indemnification arrangements (as set forth in their respective trust agreement, the Authorized Participant Agreements and certain licensing agreements) is unknown and dependent upon future claims that may be made against the Down Trust based on events that have not yet occurred. However, the Down Trust expects the risk of loss to be remote.

G.

Recent Accounting Pronouncements

In March 2008, Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), was issued and is effective for fiscal years beginning after November 15, 2008. SFAS 161 requires enhanced disclosures to provide information about the reasons the Paired Trusts invest in derivative instruments, the accounting treatment and the affect derivatives have on financial performance.  The adoption of SFAS 161 did not impact the Down Trust's financial condition and results of operation.

On July 1, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement of Financial Accounting Standards (SFAS) No. 168, "FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (SFAS 168).  SFAS 168 approved the FASB Accounting Standards Codification as the single source of authoritative nongovernmental GAAP.  The FASB Accounting Standards Codification is effective for interim or annual periods ending after September 15, 2009.  All existing accounting standards have been superseded and all other accounting literature not included in the FASB Accounting Standards Codification will be considered non-authoritative.  The adoption of SFAS 168 will not impact the Down Trust’s financial condition and results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165, effective June 30, 2009, did not impact the Down Trust's financial condition and results of operations.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS No. 157, "Fair Value Measurements" (SFAS 157). In addition, FSP FAS 157-4 requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted.  The application of the FSP did not have an impact on the Down Trust's financial condition or results of operations.

On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB Opinion 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1). FSP FAS 107-1 requires expanded disclosures for all financial instruments as defined by FAS 107. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Up Trust's quarterly financial statements for the period ended July 31, 2009.  The adoption of FSP FAS 107-1 did not impact the Down Trust's financial condition and results of operations.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

H.

Concentration Risk

The Down Trust's performance at underlying value is determined by the Reference Value of the Index. Therefore, the primary risk of loss to the Down Trust comes from fluctuations in the Reference Value of the Index. The Starting Level for the Reference Value of the Index for purposes of the transactions of the Down Trust is 162.17. The maximum value of the Index for which the Up Trust can deliver positive investment returns at underlying value corresponding to the Reference Value of such Index is equal to 216.23. (Conversely, the minimum level of the Index for which the Down Trust can deliver positive investment returns at underlying value corresponding inversely to the value of such Index is 108.11). Also, the Down Trust is exposed to possible indemnification obligations, as described above. An additional risk comes from interest rate fluctuations, which affect the total amount of income earned by the Paired Trusts. In addition, State Street Bank and Trust Company, N.A. holds 100% of the cash and cash equivalents on deposit. There are risks in terms of exposure to State Street Bank and Trust Company, N.A. in that the Down Trust may potentially lose all or a portion of the cash that is held at State Street Bank and Trust Company, N.A.

I.

Termination of the Trust

The Down Trust is scheduled to be terminated on November 25, 2014. On such date, the holders of any Down MacroShares which remain outstanding will receive the net assets of the Down Trust after the settlement and termination of all outstanding Settlement Contracts in the same manner as such contracts would be settled and terminated in connection with any Paired Optional Redemption. The Income Distribution Agreement will also be terminated on this date, but no settlement obligations will be due thereunder.

Additional termination events of the Down Trust consist of (i) S&P fails to publish the S&P/Case-Shiller Composite-10 Home Price Index or S&P fails to make the Reference Value of the Index available to the Paired Trusts for purposes of calculating Underlying Value, in either case, for three (3) consecutive Index Publication Days, (ii) for three (3) consecutive Index Publication Days, the S&P/Case-Shiller Composite-10 Home Price Index level is equal to or below 108.11 or equal to or above 216.23. At and above an index level of 216.23, the Up Trust would be entitled to 100% of the Down Trust’s assets under the settlement contracts and at and below an index level of 108.11, the Down Trust would be entitled to 100% of the Up Trust’s assets under the settlement contracts, (iii) either of the Paired Trusts becomes required to register as an "investment company" under the Investment Company Act of 1940, as amended; (iv) ) either of the Paired Trusts becomes a commodities pool that is subject to regulation under the Commodity Exchange Act, as amended, (v) the Down MacroShares and/or the Up MacroShares are delisted by NYSE Arca, (vi) DTC becomes unwilling or unable to act as depository and no suitable replacement is willing or able to assume the duties of a depository for the Paired Trusts, (vii) the administrative agent resigns or is unable to perform its duties under one or both trust agreements of the paired trusts, or becomes bankrupt or insolvent, and no suitable replacement is willing and able to assume the duties of the administrative agent under the Trust agreements, (viii) the Depositor elects to terminate the Paired Trusts and 66 and 2/3% of the holders of the Down Trust and the Up Trust, each voting as a separate class, consent to such termination, (ix) either of the Paired Trusts is adjudged to be bankrupt or insolvent or becomes involved in voluntary or involuntary insolvency or similar proceedings that are not dismissed within 90 days, (x) the Depositor determines, in its good faith discretion that there is a material risk that the Down Trust is subject to withholding tax liability, and we elect to terminate the Paired Trusts, (xi) either of the Paired Trusts becomes under-collateralized, as measured on any Distribution Date prior to the making of any payments or distributions on that Distribution Date and without taking into account the rights and obligations of the Paired Trusts under the Income Distribution Agreement and the Settlement Contracts, such that the amount of cash on deposit in the affected trust is equal to 90% or less of the cash on deposit in the other trust; (xii) the amount of cash and treasuries on deposit in the Down Trust or the Up Trust is reduced to less than ten (10) million dollars on any business day; and (xiii) the amount of cash and treasuries on deposit in the Down Trust and/or the Up Trust is less than fifty (50) million dollars per trust on any business day and the Depositor elects, in its sole discretion, to terminate the Paired Trusts.  Therefore, because the Paired Trusts currently do not each hold cash and U.S. government securities in an amount equal to at least fifty (50) million dollars, the Depositor has the right, for so long as such fifty (50) million dollar threshold has not been received, and maintained, to terminate the Paired Trusts. However, the Depositor currently has no intention of terminating the Paired Trusts.

MacroShares Major Metro Housing Down Trust
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
as of July 31, 2009

In the case of each of these termination events, including the event described in clause (xi) above, but excluding the event described in clauses (i), (ii), an (ix) above, the Settlement Contracts would settle on the next Distribution Date on the basis of the Reference Value of the Index on the last Price Determination Date preceding that Distribution Date, which may be different from the Reference Value of the Index at the time when the termination event occurred. In the case of the termination trigger described in clause (i) and (ii) above, related to the unavailability of the S&P/Case-Shiller Composite-10 Home Price Index or the rise of the Reference Value of the Index to or above 216.23 or to or below 108.11, the Early Termination Date will not occur until the Distribution Date that follows the third consecutive Index Publication Day on which any of these circumstances have persisted.. In the case of clause (ix) related to the bankruptcy of either of the Paired Trusts, the Early Termination Date will not occur until the Distribution Date that follows the ninetieth day after the date on which either of the paired Trusts have been adjudged to be bankrupt or insolvent or on which they become involved in voluntary or involuntary insolvency or similar proceedings.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes filed as part of this report.

INTRODUCTION

Overview of the Trust’s Structure

The assets of the Down Trust consist of an income distribution agreement and settlement contracts entered into with the Up Trust. The Down Trust will also hold cash, U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure its obligations under the income distribution agreement and the settlement contracts. The Down Trust will make quarterly distributions of its net investment income when the income of the Trust exceeds the Trust’s expenses, and a final distribution of all assets it holds on deposit on the final scheduled termination date, an early termination date or a redemption date. Each quarterly and final distribution will take into consideration the most recently published value of the S&P/Case-Shiller Composite-10 Home Price Index (“Reference Value of the Index”), as established and reported by Standard & Poor’s each index publication day. The starting level for the Reference Price of the Index was 162.17. The obligations under the settlement contracts are leveraged by a factor of three and on the final scheduled termination date, an early termination date or a redemption date are determined based on the Reference Price of the Index on the last preceding index publication day and the percentage change of such value from the starting level.

The Down Trust intends to distribute quarterly to its shareholders the income from government securities and overnight repurchase agreements (“Treasuries”) it holds on deposit during such quarter less the fee deduction amount, plus or minus, in accordance with the income distribution agreement, the amount received from or paid to, as applicable, the Up Trust. Final distributions are made to shareholders on the earlier of the final scheduled termination date or an early termination date.

Effective June 30, 2009, the Down MacroShares have traded on the NYSE Arca under the symbol "DMM."

At July 31, 2009, the fee deduction amount was in excess of the income earned by the Down Trust. There has been and continues to be a significant reduction in yields available on Treasuries as investors have fled to the perceived safety of U.S. Treasury securities during the current economic crisis.

Daily Reporting

State Street Bank and Trust Co., as Trustee, calculates the Underlying Value of the Down Trust and the Per Share Underlying Value of one Down MacroShare for each calendar day. At the close of each business day, the Trustee will perform these calculations (1) for that business day or, (2) if that business day is followed by one or more intervening non-business days, for the last calendar day preceding the next business day, and it will provide the calculations to the Administrative Agent for posting on the website maintained by the Administrative Agent at http://www.macromarkets.com not later than one hour prior to the commencement of trading on NYSE Arca on the next business day that follows the day of calculation. The Administrative Agent will also calculate and post on its website, not later than one hour prior to the commencement of trading on NYSE Arca on each business day, the premium or discount of the midpoint of the bid/offer price spread for one Down MacroShare at the close of the preceding trading day over or to the proportionate underlying value of one Down MacroShare on that day.  The Trustee will base its calculations for each business day on the Reference Value of the Index for that business day which will be communicated to it by the Administrative Agent.

The following table sets forth, for the period indicated, the high and low market price per share for the Down MacroShares.

Three Months Ended July 31, 2009	High	Low
First Quarter (beginning June 30, 2009)	$38.65	$22.88

Per-Share Underlying Value of MacroShares Trust Shares Relative to the Reference Value of the Index and the Market Price

Tracking UMM, DMM, and the S&P/Case-Shiller Composite-10 Home Price Index (“Benchmark”).

The Paired Trusts seek to passively hold a portfolio of Treasuries and overnight repurchase agreements (“Treasuries”) and derivative agreements such that changes in the daily underlying value, on a dollar basis, closely track changes in the S&P/Case-Shiller Composite-10 Home Price Index (“Benchmark”). The Up MacroShares (“UMM”) seek to deliver three times the cumulative positive performance of the Benchmark, and Down MacroShares (“DMM”) seek to deliver three times the cumulative inverse performance of the Benchmark against the starting level for Reference Value of the Index of 162.17, which is the value published on February 24, 2009. There is no active management of futures contracts or any other derivative contract in any component of the returns.

The Treasury portfolio must mature to cash prior to the quarterly distribution date. The daily change in the underlying value is equal to the current Reference Value of the Index plus accrued net income from the Treasuries. The value of the Benchmark on any index publication date reflects home prices measured during the second, third, and fourth calendar months preceding the month in which that index publication date occurs. An index publication date is the business day in each calendar month on which S&P publishes the value of the S&P/Case-Shiller Composite-10 Home Price Index. S&P publishes this value on the last Tuesday of each calendar month, or if that day is not a business day, on the next succeeding business day, at 9:00 AM New York City time.

To demonstrate the performance impact of a negative change in the Reference Value of the Index, if the change in the benchmark is equal to 2.1624 index points, DMM’s underlying value is expected to increase $1 plus the interest earned on the Treasuries less expenses. However, this 2.1624:1 relationship between changes in the Reference Value of the Index and the Per Share Underlying Value of a Down MacroShare will hold only so long as the amount of cash and treasuries in the Down Trust (not taking into account treasury income) is equal to the Aggregate Par Amount of all outstanding MacroShares. If this is no longer the case because the fees and expenses of the Down Trust exceed its treasury income (as was the case at July 31, 2009) during one or more Calculation Periods, a specified change in the Reference Value of the Index will still result in the same percentage change in the Per Share Underlying Value, but not the same dollar amount, because each MacroShare will represent, in effect, a smaller exposure to housing. A portion of the net income, if any, on the Treasuries will be also allocated to DMM from the UMM trust when the Benchmark value is below 162.17. Likewise, the underlying value of UMM, as defined within the prospectus, is expected to reflect a decline in value, equal to $1 and the portion of the net income, if any, earned on the Treasuries allocable to DMM.

MacroShares do not and can not change the underlying market dynamics of the benchmark. Therefore, market perceptions of the direction of future home prices at the scheduled Trust termination date of November 25, 2014 measured against the current reference value of the S&P/Case-Shiller Composite-10 Home Price Index may be reflected in the performance of UMM and DMM in the form of premiums and discounts to Underlying Value. The expectation of higher prices into the future reflects the willingness of investors to buy at a higher price today for performance they expect to receive at a future date. The expectation of lower prices in the future than reflected by the current Reference Value of the Index may result in DMM shares trading at a premium to Underlying Value and UMM trading at a discount to Underlying Value. In addition, as the benchmark Index value moves from the Starting Level, the maximum potential of UMM and DMM for future appreciation and depreciation will change accordingly. If the benchmark Index value rises above the Starting Level, DMM's maximum potential future appreciation will increase, and maximum potential future depreciation will decrease, in proportion to the increase in the benchmark Index value before the application of the leverage factor. The change in the potential for future appreciation and depreciation may be an additional factor that could result in the future market prices of UMM and DMM reflecting a premium or a discount to underlying value, and the magnitude of the impact on the premium or discount may vary with the magnitude of the difference between the benchmark Index price and the Starting Level.

The paired nature of the MacroShares’ creation and redemption process indicates that, effective with the commencement of trading on June 30, 2009, if the Down MacroShares are trading at a premium, the Up MacroShares should trade at a discount in order to preserve the combined underlying value of the paired shares and the creation/redemption relationship to each other. Likewise, if the Down MacroShares are trading at a discount, the Up MacroShares must trade at a premium in order to preserve the combined underlying value and the creation/redemption relationship to each other.

Potential investors in MacroShares should understand that MacroShares are a relatively new class of products and that the performance attributes of the benchmark asset’s market are expected to be reflected in the performance of the passively managed MacroShares.

Down MacroShares and Up MacroShares began trading on June 30, 2009. The initial Authorized Participant opened up the secondary markets for Down MacroShares and Up MacroShares bid-below and offered-above the respective Underlying Values, thereby allowing directional market participants to establish price levels. The first trade in DMM was $30.87, $0.89 above the inception Underlying Value of $29.98. As anticipated by management, a considerable premium was steadily embedded into DMM’s prices, reflecting the secondary market’s bearish outlook on future home prices. Reaching a high closing price of $36.84 on July 9th, DMM’s market price was as much as 21.10% higher than its Underlying Value. Beginning in the third week of July, a series of surprisingly bullish housing-related economic data – including MBA Mortgage Applications, Housing Starts, Building Permits, and Existing Home Sales – were released, followed by the first increase in the S&P/Case-Shiller Composite-10 Home Price Index in 35 months. This newfound economic exuberance made its way into the MacroShares market as well. DMM’s substantial premium turned into a considerable discount – as low as 19.64% below Underlying Value (July 31st) – signaling a dramatic change in the outlook for home prices. See Exhibit A.

Exhibit A

UMM, conversely, fell to its low on July 9th ($13.35, close), trading at a discount to its Underlying Value for over three weeks. As economic indicators continued to point to a broad-market bottom, UMM’s market – where investors seek to benefit from increasing home prices – fell out of favor. UMM closed at $25.36 on July 31st, representing a 28.60% premium to Underlying Value (and $0.24 below its previous high closing price, which occurred on July 30th). See Exhibit B.

Exhibit B

The market’s perception of Implied Home Price Appreciation dictates these movements in UMM and DMM prices relative to their respective Underlying Values. At first, the forward home price market was heavily backwardated between the current date and November 2014. By July 31, the market had flipped firmly into contango in reaction to the consistently bullish signs from important economic indicators and the equity market. See Exhibit C.

Exhibit C

Results of Operations

On June 29, 2008, the Down Trust issued 400,000 shares to the initial authorized purchaser, Kellogg Group LLC. Such shares were issued at their initial fair value of $35.00 per share and aggregated $14,000,000.

The Trust earned investment income during the period from June 29, 2009 (commencement of operations) to July 31, 2009, of approximately $1,500 due to extremely low interest yields on its Treasuries. During the same three month period total operating expenses aggregated approximately $63,500, resulting in a net investment loss for the period of approximately $62,000. The current small asset base in the Down Trust has resulted in investors bearing a significant expenses ratio. For the period from June 29, 2009 to July 31, 2009, the effective annualized expense ratio to average daily underlying values was 5.09%. Actual periodic expense ratios borne by investors are significantly influenced by the size of the Trust’s underlying value.

The equity of the Down Trust was further increased by approximately $1,941,000 in Authorized Participant activity comprised of a net 50,000 share increase in Down Trust shares which resulted in 450,000 Down Trust shares outstanding at July 31, 2009. Shareholders’ equity from net Authorized Participant activity during the period from June 29, 2009 (commencement of operations) to July 31, 2009, aggregating approximately $15,941,000 was then decreased by the net realized and unrealized loss on the settlement contracts and income distribution agreements of approximately $4,913,700. From these amounts the net investment loss of approximately $62,000 is deducted, which resulted in shareholders’ equity of approximately $10,965,000 at July 31, 2009. The net realized and unrealized loss on the settlement contracts was the direct result of a slight increase in the Reference Value of the Index from 150.34 at June 30, 2009 to 151.00 at July 31, 2009. This increase in the Reference Value of the Index was the first such monthly increase in nearly three years and coincided with a shift in investor sentiment about the future direction of home prices to a more positive view. This shift in investor sentiment was observed in the market prices of DMM shares which ended July 31, 2009 trading at a discount to Underlying Value after having traded at a significant premium to Underlying Value in early July 2009.

During the period from June 29, 2009 (commencement of operations) to July 31, 2009, 480,000 shares (48 units, each unit consisting of 10,000 shares) were created and 30,000 shares (3 units) were redeemed during the period.

Liquidity

To the extent of management's knowledge, there are no trends or demands, commitments, events, or uncertainties that will result in, or that that are reasonably likely to result in, the Down Trust's liquidity increasing or decreasing in any material way. The main obligations of each of the Down Trust and Up Trust are its obligations, if any, pursuant to the Income Distribution Agreement and Settlement Contracts. The Down Trust and Up Trust hold U.S. Treasuries and repurchase agreements on U.S. Treasuries to secure each of its obligations under the Income Distribution Agreement and the Settlement Contracts.

Cash Flows From Operations

For the Period from June 29, 2009 (commencement of operations) to July 31, 2009 (unaudited)

Cash flows from operating activities:

Net loss	$(4,975,682)

Adjustments to reconcile net loss to net cash provided by operating activities:
Net unrealized depreciation on settlement contracts and income distribution agreement	4,793,417
Settlement payments in excess of realized gains or losses on Settlement contracts and income distribution agreement	283,625

Increase in operating assets and liabilities:
Interest receivable	(1)
Operating expenses payable	57,577

Net cash provided by operations	158,936

Cash flows from financing activities:

Contributions	11,997,073
Redemptions	(910,776)

Net cash provided by financing activities	11,086,297

Net increase in cash and cash equivalents	11,245,233

Cash and cash equivalents, beginning of period	1,000
Cash and cash equivalents, end of period	$11,246,233

Valuation method of the Settlement Contracts and the Income Distribution Agreement

For the purpose of financial reporting, the settlement contracts and income distribution agreement constitute derivative contracts. Accordingly, these derivative contracts are recorded in the financial statements at fair value, as determined by the Administrative Agent. As there is no market for these derivative contracts, and no such market is expected to develop, the Administrative Agent determines the fair value of these derivative contracts by reference to various inputs. These inputs include the contractual amount due to or from the Up Trust, applicable market indices, and the prices of transactions in Down MacroShares on the NYSE Arca. Fair Valuation of the derivative contracts created in connection with the Paired Issuance of Down Trust and Up Trust Shares to the initial authorized participant on June 29, 2009 (prior to the commencement of trading on the NYSE Arca), and the initial post launch Paired Issuance on July 1, 2009, was determined by the Administrative Agent based on its expectation of the range of expected market prices in the period following the launch of the Paired Trusts. With the commencement of the public trading of the Paired Trust Shares, and commencing with the first full week of trading and throughout the remainder of the month ended July 31, 2009, the Administrative Agent determined, based upon various inputs the most significant of which was transactions for the Down Trust Shares in the open market, that fair valuation for these derivative contracts was more appropriately based upon prices of transactions in Down Trust Shares and Up Trust Shares.

As a result, the per share underlying value on July 31, 2009, for financial reporting purposes, based upon the fair valuation determination of the Administrative Agent, was $24.37. The per share underlying value for the same date was $30.00. The Administrative Agent will continue to evaluate the fair value of these derivative contracts for each financial reporting period.

Off-Balance Sheet Arrangements

The Down Trust is not a party to any off-balance sheet arrangements, except for the Income Distribution Agreement and Settlement Contracts.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the trustee to borrow for payment of the Down Trust’s ordinary expenses. The Down Trust does not engage in transactions in foreign currencies which could expose it or any of its shareholders to any foreign currency related risk. The Down Trust does not invest in any derivative financial instruments (other than the income distribution agreement and the settlement contracts) and has no foreign operations or long-term debt obligations.

Item 4.

Controls and Procedures

The Depositor maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Down Trust's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and the Chief Financial Officer of the Depositor, and to the audit committee of MacroMarkets LLC, which have been authorized by resolutions adopted by its Board to oversee the financial reporting of the Down Trust, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Depositor, the Depositor conducted an evaluation of the Down Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Depositor concluded that, as of July 31, 2009, the Down Trust's disclosure controls and procedures were effective.

There was no change in the Down Trust's internal controls over financial reporting that occurred during the Down Trust's most recently completed fiscal period ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, these internal controls.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A.

Risk Factors

During the past two years, treasury rates have been at relatively low levels compared to historical rate levels over the past two decades. Further decreases in these rates have occurred as a result of the large-scale policies and programs recently adopted by the U.S. federal government, the goal of which was to support and stimulate capital market activity. These policies have included a series of coordinated actions by the U.S. Treasury and the Federal Reserve designed to alleviate currently severe credit market dislocations by injecting liquidity into the financial system. The impacts to date of these monetary policies and government interventions have included decreases in short-term interest rates to historically low levels. More notable, the current economic crisis has resulted in a huge increase in global demand for dollar-denominated, short-term, high-credit quality assets such as U.S. treasuries, which has caused the yield on such assets to decrease significantly. The current economic conditions and some of the government policies aimed at alleviating them may cause prevailing interest rates to remain low for an extended period of time; if this occurs, less income will be available to cover the fee deduction amount and, as a result, little or no quarterly distributions will be made by the Down Trust on the Down MacroShares, and the per share underlying value of your Down MacroShares will be reduced by the amount of the Down Trust’s assets (in excess of its treasury income) that need to be applied to pay such fees and expenses in full.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The Down MacroShares are offered on a continuous basis pursuant to the Down Trust registration statement (Registration No. 333-151523-01). The proceeds from the sale of the Down MacroShares are invested, on each Distribution Date, in U.S. government securities that are scheduled to mature not later than the immediately following Distribution Date and over-night repurchase agreements fully collateralized by U.S. government securities.

The information contained in Part I, Item 2 under Review of Financial Results, Results of Operations, is hereby incorporated by reference.

Dividends

Not Applicable

Issuer Purchase of Equity Securities

The Down Trust does not purchase shares directly from its shareholders. However, as part of Paired Optional Redemptions by Authorized Participants of MacroShares Units consisting of 10,000 Down MacroShares and 10,000 Up MacroShares redeemed, respectively, the Down MacroShares may be redeemed in units of 10,000 shares. From July 15, 2008 (date of Down Trust initial capitalization) to June 29, 2009 there were no redemptions other than the redemption of Founders’ Shares on June 29, 2009 upon the purchase of Down MacroShares by the initial Authorized Participant. During the period from June 30, 2009 (commencement of public trading in Down MacroShares) to July 31, 2009, 3 units (30,000 shares) were redeemed.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
—	MacroShares Major Metro Housing Down Trust prospectus, dated as of June 26, 2009*
31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002

———————

*

Denotes a document that was previously filed as part of the Registration Statement of the MacroShares Major Metro Housing Down Trust, File No. 333-151523-01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

MACROSHARES HOUSING DEPOSITOR, LLC, Depositor for the MacroShares Major Metro Housing Down Trust

By:	/s/ SAMUEL MASUCCI
Samuel Masucci, III Chief Executive Officer of Depositor, on behalf of Registrant

By:	/s/ JOHN A. FLANAGAN
John A. Flanagan Chief Financial Officer of Depositor, on behalf of Registrant

Date: September 14, 2009